Form 10QSB
period 1999-09-30
ESSEX CAPITAL CORP
filed 1999-11-12
CIK 1090014

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 1999


                       Commission File Number: 0-23845


                           Essex Capital Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                    84-1113058
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



                  5353 Manhattan Circle Suite 201 Boulder, CO 80303
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (303) 499-6000
                        --------------------------
                        (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of September 30, 1999, the Registrant had 501,300 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER
Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of September 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended September 30, 1999                             4

              Statement of Operations, Nine Months
              Ended September 30, 1999                             5

              Statement of Cash Flows, Three Months
              Ended September 30, 1999                             6

              Statement of Cash Flows, Nine Months
              Ended September 30, 1999                             7

              Notes to Financial Statements                        8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           9

Part II.  Other Information                                       10

         This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                          ESSEX CAPITAL CORPORATION

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                  1999            1998
                                              ------------     -----------
Current Assets
 Accounts receivable, related party           $       205      $      205
                                              -----------      ----------
  Total Current Assets                                205             205

  Total Assets                                $       205      $      205
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                  3,851                -
                                              -----------     -----------

Total Liabilities                                  3,851                -
                                              ===========     ===========

Stockholders' Equity:
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     800,000,000 shares authorized
     501,300 shares issued and
     outstanding                                    1,600           1,600
Accumulated deficit                                (5,246)         (1,395)
                                              -----------      ----------
Total Stockholders' Equity                            205             205
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $       205      $      205
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                           ESSEX CAPITAL CORPORATION

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                             Three Months Ended
                                                September 30
                                            1999             1998
                                         ----------------------------
Revenues                                 $         -      $         -
                                         -----------      -----------

Operating Expenses:
     Audit fees                                1,000              650
     Legal fees                                2,851                -
     Other                                         -                -
                                         -----------      -----------
       Total Operating Expenses                3,851              650
                                         -----------      -----------

Net Loss                                 $    (3,851)           (650)
                                         -----------      -----------

Net Loss Per Share                       $   0.00768      $  0.001296
                                         ===========      ===========

Weighted Average Number of Shares
 Outstanding                                 501,300          501,300
                                         ===========      ===========




















The accompanying notes are an integral part of the financial statements.

                           ESSEX CAPITAL CORPORATION

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                              Nine Months Ended
                                                 September 30
                                             1999            1998
                                         ----------------------------


Revenues                                 $         -      $         -
                                         -----------      -----------

Operating Expenses:
     Audit fees                                1,000              650
     Legal fees                                2,851                -
     Other                                         -                -
                                         -----------      -----------
       Total Operating Expenses                3,851              650
                                         -----------      -----------

Net Loss                                 $    (3,851)           (650)
                                         -----------      -----------

Net Loss Per Share                       $   0.00768      $  0.001296
                                         ===========      ===========

Weighted Average Number of Shares
 Outstanding                                 501,300          501,300
                                         ===========      ===========




















The accompanying notes are an integral part of the financial statements.

                           ESSEX CAPITAL CORPORATION

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                        1999           1998
                                                    --------------------------
Cash Flows from Operating Activities:
     Net (loss)                                     $   (3,851)     $    (650)
     (Decrease) in accounts payable                          -           (650)
     Increase in accounts payable                        3,851              -
                                                    ----------      ----------

  Net Cash (Used in) Operating Activities                    -         (1,300)
                                                    ----------      ----------


Cash Flows from Investing Activities                         -               -
                                                    ----------      ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                         -           1,300
  Net Cash Provided by Financing Activities                  -           1,300
                                                    ----------      ----------

(Decrease) in Cash                                           -               -

Cash, Beginning of Period                                    -               -
                                                    ----------      ----------

Cash, End of Period                                 $        -      $        -
                                                    ==========      ==========

Interest Paid                                       $        -      $        -
                                                    ==========      ==========

Income Taxes Paid                                   $        -      $        -
                                                    ==========      ==========









The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                          1999           1998
                                                    --------------------------
Cash Flows from Operating Activities:
     Net (loss)                                     $   (3,851)     $    (650)
     (Decrease) in accounts payable                          -           (650)
     Increase in accounts payable                        3,851              -
                                                    ----------      ----------

  Net Cash (Used in) Operating Activities                    -         (1,300)
                                                    ----------      ----------


Cash Flows from Investing Activities                         -               -
                                                    ----------      ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                         -           1,300
  Net Cash Provided by Financing Activities                  -           1,300
                                                    ----------      ----------

(Decrease) in Cash                                           -               -

Cash, Beginning of Period                                    -               -
                                                    ----------      ----------

Cash, End of Period                                 $        -      $        -
                                                    ==========      ==========

Interest Paid                                       $        -      $        -
                                                    ==========      ==========

Income Taxes Paid                                   $        -      $        -
                                                    ==========      ==========









The accompanying notes are an integral part of the financial statements.

                             ESSEX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            September 30, 1999 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Essex Capital Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Essex Capital Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Essex Capital Corporation later in the year.

The management of Essex Capital Corporation believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                  ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Essex Capital Corporation (the "Company") was organized as a Colorado corporation on March 15, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended September 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1999, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers or suppliers, it does not believe that there are any material year 2000 issues to disclose in this Report.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the nine months ended September 30,1999.
         Exhibit 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ESSEX CAPITAL CORPORATION



Date: November 11, 1999             /s/  Linda Stamelos
                                    --------------------------
                                    By: Linda Stamelos
                                        President