Form 10QSB
period 2000-03-31
ESSEX CAPITAL CORP
filed 2000-07-24
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2000


                             Commission File Number:


                            Essex Capital Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                        84-1113058
-------------------------------                ---------------------------------
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

                            Yes X             No___


As of March 31, 2000 the Registrant had 501,300 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of March 31, 2000
              and March 31, 1999                                            3

              Statement of Operations, Three Months
              Ended March 31, 2000                                          4

              Statement of Operations, Nine Months
              Ended March 31, 2000                                          5

              Statement of Cash Flows, Three Months
              Ended March 31, 2000                                          6

              Statement of Cash Flows, Nine Months
              Ended March 31, 2000                                          7

              Notes to Financial Statements                                 8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                    9

Part II.  Other Information                                                 10


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

                            ESSEX CAPITAL CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                       March 31,    December 31,
                                                          2000          1999
                                                        -------       -------

Current Assets
 Accounts receivable, related party                     $   205       $   205
                                                        -------       -------
  Total Current Assets                                      205           205

  Total Assets                                          $   205       $   205
                                                        =======       =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                         4,601          --
                                                        -------       -------

Total Liabilities                                         4,601          --
                                                        =======       =======

Stockholders' Equity:
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                           --            --
 Common Stock, no par value,
     800,000,000 shares authorized
     501,300 shares issued and
     outstanding                                          1,600         1,600
Accumulated deficit                                      (5,996)       (1,395)
                                                        -------       -------
Total Stockholders' Equity (deficit)                     (4,396)          205
                                                        -------       -------

Total Liabilities and Stockholders' Equity              $   205       $   205
                                                        =======       =======


The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2000           1999
                                                      -----------------------

Revenues                                              $   --         $   --
                                                      --------       --------

Operating Expenses:
     Audit fees                                           --             --
     Legal fees                                           --             --
     Other                                                --             --
                                                      --------       --------
       Total Operating Expenses                           --             --
                                                      --------       --------

Net Loss                                                  --             --
                                                      --------       --------

Net Loss Per Share                                         nil            nil
                                                      ========       ========

Weighted Average Number of Shares
 Outstanding                                           501,300        501,300
                                                      ========       ========




The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                        Nine Months Ended
                                                             March 31,
                                                       2000             1999
                                                     --------------------------


Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                          1,000              650
     Legal fees                                          2,851             --
     Other                                                 750             --
                                                     ---------        ---------
       Total Operating Expenses                          4,601              650
                                                     ---------        ---------

Net Loss                                             $  (4,601)       $    (650)
                                                     ---------        ---------

Net Loss Per Share                                   $0.009202        $0.001297
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           501,300          501,300
                                                     =========        =========




The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                      --------------------------

Cash Flows from Operating Activities:
     Net (loss)                                       $      --       $     --
     (Decrease) in accounts payable                          --             --
     Increase in accounts payable                            --             --
                                                      -----------     ----------

  Net Cash (Used in) Operating Activities                    --             --
                                                      -----------     ----------


Cash Flows from Investing Activities                         --             --
                                                      -----------     ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                         --             --
  Net Cash Provided by Financing Activities                  --             --
                                                      -----------     ----------

(Decrease) in Cash                                           --             --

Cash, Beginning of Period                                    --             --
                                                      -----------     ----------

Cash, End of Period                                   $      --       $     --
                                                      ===========     ==========

Interest Paid                                         $      --       $     --
                                                      ===========     ==========

Income Taxes Paid                                     $      --       $     --
                                                      ===========     ==========



The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended
                                                                March 31,
                                                           2000           1999
                                                        -----------------------

Cash Flows from Operating Activities:
     Net (loss)                                         $    (4,601)    $  (650)
     (Decrease) in accounts payable                            --          (650)
     Increase in accounts payable                            (4,601)       --
                                                        -----------     -------

  Net Cash (Used in) Operating Activities                      --        (1,300)
                                                        -----------     -------


Cash Flows from Investing Activities                           --          --
                                                        -----------     -------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                           --         1,300
  Net Cash Provided by Financing Activities                    --         1,300
                                                        -----------     -------

(Decrease) in Cash                                             --          --

Cash, Beginning of Period                                      --          --
                                                        -----------     -------

Cash, End of Period                                     $      --       $  --
                                                        ===========     =======

Interest Paid                                           $      --       $  --
                                                        ===========     =======

Income Taxes Paid                                       $      --       $  --
                                                        ===========     =======



The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)


(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Essex Capital Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Essex Capital Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Essex Capital Corporation later in the year.

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

The Company generated no revenues during the quarter ended March 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2000, the Company had no material commitments for capital expenditures.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the nine months ended March 31, 2000.
         Exhibit 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ESSEX CAPITAL CORPORATION



Date: May 15, 2000                  /s/  Linda Stamelos
                                    --------------------------
                                    By: Linda Stamelos
                                        President