Form 10QSB
period 2000-06-30
ESSEX CAPITAL CORP
filed 2000-07-24
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2000


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

                           Yes X               No___


As of June 30, 2000 the Registrant had 501,300 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__      No X

                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                              3

              Balance Sheets as of June 30, 2000
              and June 30, 1999                                              4

              Statement of Operations, Three Months
              Ended June 30, 2000                                            5

              Statement of Operations, Six Months
              Ended June 30, 2000                                            6

              Statement of Cash Flows, Three Months
              Ended June 30, 2000                                            7

              Statement of Cash Flows, Six Months
              Ended June 30, 2000                                            8

              Notes to Financial Statements                                  9

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                     10

Part II.  Other Information                                                  11


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

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
--------------------------------------------------------



The Board of Directors
Essex Capital Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Essex Capital Corporation as of June 30, 2000, and the related statements of operations and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Essex Capital Corporation.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                                            /s/ Schumacher & Associates, Inc.
                                            ---------------------------------
                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            2525 Fifteenth Street, Suite 3H
                                            Denver, Colorado 80211
July 12, 2000

                            ESSEX CAPITAL CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                         June 30,   December 31,
                                                           2000         1999
                                                         -------      -------

Current Assets
 Accounts receivable, related party                      $   205      $   205
                                                         -------      -------
  Total Current Assets                                       205          205

  Total Assets                                           $   205      $   205
                                                         =======      =======



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable                                          6,461        4,601
                                                         -------      -------

Total Liabilities                                          6,461        4,601
                                                         =======      =======

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --           --
 Common Stock, no par value,
     800,000,000 shares authorized
     501,300 shares issued and
     outstanding                                           1,600        1,600
Accumulated deficit                                       (7,856)      (5,996)
                                                         -------      -------
Total Stockholders' (Deficit)                             (6,256)      (4,396)
                                                         -------      -------

Total Liabilities and Stockholders' (Deficit)            $   205      $   205
                                                         =======      =======




The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended
                                                              June 30,
                                                        2000             1999
                                                     --------------------------

Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                          1,750              650
     Legal fees                                           --               --
     Other                                                 110             --
                                                     ---------        ---------
       Total Operating Expenses                          1,860              650
                                                     ---------        ---------

Net Loss                                                (1,860)            (650)
                                                     ---------        ---------

Net Loss Per Share                                   $0.003710        $0.001297
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           501,300          501,300
                                                     =========        =========





The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                        2000            1999
                                                     --------------------------



Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                          1,750              650
     Legal fees                                           --               --
     Other                                                 110             --
                                                     ---------        ---------
       Total Operating Expenses                          1,860              650
                                                     ---------        ---------

Net Loss                                             $  (1,860)       $    (650)
                                                     ---------        ---------

Net Loss Per Share                                   $0.003710        $0.001297
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           501,300          501,300
                                                     =========        =========





The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                           Three Months Ended
                                                                June 30,
                                                           2000          1999
                                                      --------------------------

Cash Flows from Operating Activities:
     Net (loss)                                       $    (1,860)    $     --
     (Decrease) in accounts payable                          --             --
     Increase in accounts payable                           1,860           --
                                                      -----------     ----------

  Net Cash (Used in) Operating Activities                    --             --
                                                      -----------     ----------


Cash Flows from Investing Activities                         --             --
                                                      -----------     ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                         --             --
  Net Cash Provided by Financing Activities                  --             --
                                                      -----------     ----------

(Decrease) in Cash                                           --             --

Cash, Beginning of Period                                    --             --
                                                      -----------     ----------

Cash, End of Period                                   $      --       $     --
                                                      ===========     ==========

Interest Paid                                         $      --       $     --
                                                      ===========     ==========

Income Taxes Paid                                     $      --       $     --
                                                      ===========     ==========



The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                             2000        1999
                                                          ---------------------

Cash Flows from Operating Activities:
     Net (loss)                                           $(1,860)      $  (650)
     (Decrease) in accounts payable                          --            (650)
     Increase in accounts payable                           1,860          --
                                                          -------       -------

  Net Cash (Used in) Operating Activities                    --          (1,300)
                                                          -------       -------


Cash Flows from Investing Activities                         --            --
                                                          -------       -------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                         --           1,300
                                                          -------       -------
  Net Cash Provided by Financing Activities                               1,300
                                                          -------       -------

(Decrease) in Cash                                           --            --

Cash, Beginning of Period                                    --            --
                                                          -------       -------

Cash, End of Period                                       $  --         $  --
                                                          =======       =======

Interest Paid                                             $  --         $  --
                                                          =======       =======

Income Taxes Paid                                         $  --         $  --
                                                          =======       =======



The accompanying notes are an integral part of the financial statements.

                            ESSEX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)


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


(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

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

The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2000, the Company had no material commitments for capital expenditures.

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



                                    ESSEX CAPITAL CORPORATION



Date: July 11, 2000                 /s/  Linda Stamelos
                                    --------------------------
                                    By: Linda Stamelos
                                        President