Form 10QSB
period 2000-09-30
GOOLU INC
filed 2000-11-14
CIK 1090014

==========================================================================


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                    OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                     Commission File Number: 000-026765

                                 GOOLU INC.
           (Exact name of Registrant as specified in its charter)

             Colorado                                 84-1113058
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

  1000 - 355 Burrard Street, Vancouver, British Columbia, Canada   V6C 2G8
      (Address of principal executive offices including postal code)

                              (604) 608-6161
           (Registrant's telephone number, including area code)

                         Essex Capital Corporation
           5353 Manhattan Circle, Suite 201, Boulder, CO, 80303
      (Former Name and Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                     Outstanding at November 10, 2000
              -----                     ---------------------------------

           Common Stock                              501,300
           No par value


==========================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government and regulatory authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                                 GOOLU INC.

                            FINANCIAL STATEMENTS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                (Unaudited)

                                 GOOLU INC.
                               Balance Sheets
                                (Unaudited)


                                   September 30, 2000   December 31, 1999
                                   ------------------   -----------------
                                  ASSETS

Current Assets                       $        -           $      205
                                     ----------           ----------

     Total assets                    $        -           $      205
                                     ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                   $        -           $    4,601
                                     ----------           ----------

     Total current liabilities                -                4,601

Stockholders' Equity:
Preferred Stock, no par value,
  10,000,000 shares authorized
  none issued and outstanding                 -                    -
Common Stock, no par value,
  800,000,000 shares authorized
  501,300 shares issued and
  outstanding                             1,600                1,600
Additional paid-in capital                9,915                    -
Accumulated deficit                     (11,515)              (5,996)
                                     ----------           ----------
     Total Stockholders' Equity               -               (4,396)
                                     ----------           ----------

     Total Liabilities and
       Stockholders' Equity          $        -           $      205
                                     ==========           ==========


The accompanying notes are an integral part of these financial statements.

                                 GOOLU INC.
                          Statement of Operations
                                (Unaudited)


                                  For the Three        For the Three
                                  Months Ended         Months Ended
                                  September 30, 2000   September 30, 1999
                                  ------------------   ------------------
Revenues                            $        -           $        -
                                    ----------           ----------

Operating expenses
  Audit fees                             1,750                  650
  Other                                    659                    -
                                    ----------           ----------
     Total operating expenses            2,409                    -
                                    ----------           ----------

Net loss                                (2,409)                   -
                                    ----------           ----------

Net loss per share                  $    (0.01)          $     0.00
                                    ==========           ==========

Weighted average number of shares
  outstanding                          501,300              501,300
                                    ==========           ==========


The accompanying notes are an integral part of these financial statements.

                                 GOOLU INC.
                          Statement of Operations
                                (Unaudited)


                                  For the Nine         For the Nine
                                  Months Ended         Months Ended
                                  September 30, 2000   September 30, 1999
                                  ------------------   ------------------
Revenues
                                    $        -           $        -
                                    ----------           ----------

Operating expenses
  Audit fees                             4,750                  650
  Other                                    769                    -
                                    ----------           ----------
     Total operating expenses            5,519                  650
                                    ----------           ----------

Net loss                                (5,519)                (650)
                                    ----------           ----------

Net loss per share                  $    (0.01)          $     0.00
                                    ==========           ==========

Weighted average number of
  shares outstanding                   501,300              501,300
                                    ==========           ==========


The accompanying notes are an integral part of these financial statements.

                                 GOOLU INC.
                          Statements of Cash Flows
                                (Unaudited)


                                 For the Nine         For the Nine
                                 Months Ended         Months Ended
                                 September 30, 2000   September 30, 1999
                                 ------------------   ------------------
Cash Flows from Operating
  Activities:
    Net (loss)                     $   (5,519)          $     (650)
      Increase (decrease) in
        accounts payable               (4,601)                 650
      Decrease in accounts
        receivable                        250                    -
                                   ----------           ----------

          Net cash (used in)
            operating activities       (9,915)                   -
                                   ----------           ----------

Cash Flows from Investing
  Activities:
                                            -                    -
                                   ----------           ----------

Cash Flows from Financing
  Activities:
    Increase in additional
      paid-in capital                   9,915                    -
                                   ----------           ----------
          Net cash provided by
            financing activities        9,915                    -
                                   ----------           ----------

Increase in cash                            -                    -

Cash, beginning of period                   -                    -
                                   ----------           ----------
Cash, end of period                $        -           $        -
                                   ==========           ==========
Interest paid                      $        -           $        -
                                   ==========           ==========
Income taxes paid                  $        -           $        -
                                   ==========           ==========


The accompanying notes are an integral part of these financial statements.

                                 GOOLU INC.
                Notes to Consolidated Financial Statements
                            September 30, 2000
                                (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Goolu Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Goolu Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by Goolu Inc. later in the year.

The management of Goolu Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

(3)  Stock Purchase Agreement

Pursuant to a stock purchase agreement dated effective June 20, 2000, certain former and current shareholders of the Company agreed to sell, convey, transfer and deliver 476,235 common shares, or approximately 95% of the issued and outstanding common shares of the Company, to certain of the current shareholders, which resulted in a change in control of the Company.

(4)  Name Change

Effective August 1, 2000, the Company changed its name from Essex Capital Corporation to Goolu Inc.

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Goolu Inc. (formerly, Essex Capital Corporation) (the "Company") was incorporated under the laws of the State of Colorado on March 15, 1989 as a limited liability company, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate generating any revenues until following the conclusion of a merger or acquisition.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2000, the Company had no material commitments for capital expenditures.

                        PART II.  OTHER INFORMATION
                                  -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 for information concerning legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit Number               Description
        --------------               -----------

             27 Article 5 - Financial Data Schedule for the 3rd Quarter 2000 Form 10-QSB

(b)     Reports on Form 8-K

        The Company filed the following reports with respect to the indicated items:

        Form 8-K dated July 18, 2000
              Item 1.  Change in Control of Registrant
              Item 5.  Other Events
              Item 6.  Resignations of Registrant's Directors

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 2000                      GOOLU INC.


                                              By:  /s/ Shih-Hsun Lan
                                                   -----------------------
                                                   President and Director

                               EXHIBIT INDEX

Exhibit Number                   Description
--------------                    -----------

     27                          Article 5 - Financial Data Schedule for
                                 the 3rd Quarter 2000 Form 10-QSB.