Form 10QSB
period 2001-06-30
GOOLU INC
filed 2002-05-06
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


                       Commission File Number:   000-26765


                                   Goolu Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                           84-1113058
  ----------------------------                ---------------------------------
  (State of other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)



            4F, No. 28 Sec. 3 Roosevelt Road, Taipei, Taiwan, R.O.C.
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)


                             604-683-9262;  Ext. 111
                           --------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X    No
                 ------     ------

As of March 31, 2002, the Registrant had 501,300 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                              ------    ------

                                        INDEX
                                        -----

                                                                     Page Number
                                                                    ------------

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 2001
               and December 31, 2000                                           2

               Statements of Operations, Three Months
               Ended June 30, 2001 and 2000                                    3

               Statements of Operations, Six Months
               Ended June 30, 2001 and 2000                                    4

               Statements of Cash Flows, Six Months
               Ended June 30, 2001 and 2000                                    5

               Notes to Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                                      7

Part II.  Other Information                                                    8

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                                   BALANCE SHEETS
                                     (Unaudited)

                                       ASSETS

                                                      June 30,     December 31
                                                        2001           2000
                                                  --------------  --------------

Current Assets                                     $       -       $       -
                                                   ------------    ------------
Total Assets                                       $       -       $       -
                                                   ============    ============



                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                $      6,205    $      8,099
   Accounts payable, related party                       18,073          14,681
                                                   ------------    ------------
Total Current Liabilities                                24,278          22,780
                                                   ------------    ------------

Stockholders' (Deficit):
Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                             -               -
Common Stock, no par value,
   800,000,000 shares authorized
   501,300 shares issued and
   outstanding                                            1,600           1,600
Additional paid-in capital                                7,916           7,916
Accumulated (deficit) during
 development stage                                      (33,794)        (32,296)
                                                   ------------    ------------
Total Stockholders' (Deficit)                           (24,278)        (22,780)
                                                   ------------    ------------

Total Liabilities and Stockholders' (Deficit)      $       -       $       -
                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)


                              STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                        Three Months Ended
                                                       June 30,     June 30,
                                                         2001         2000



Revenues                                           $       -       $       -
                                                   ------------    ------------

Operating Expenses:
   Audit fees                                               500           3,000
   Legal fees                                               260            -
   Other                                                    100             110
                                                   ------------    ------------
    Total Operating Expenses                                860           3,110
                                                   ------------    ------------

Net Loss                                           $       (860)   $     (3,110)
                                                   ------------    ------------

Per Share                                          $        nil    $       (.01)
                                                   ============    ============

Weighted Average Number of Shares Outstanding           501,300         501,300
                                                   ============    ============





The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                                STATEMENT OF OPERATIONS
                                      (Unaudited)

                                                         Six Months Ended
                                                       June 30,     June 30,
                                                         2001         2000

Revenues                                           $       -       $       -
                                                   ------------    ------------

Operating Expenses:
   Audit fees                                             1,038           3,000
   Legal fees                                               260            -
   Other                                                    200             110
                                                   ------------    ------------
    Total Operating Expenses                              1,498           3,110
                                                   ------------    ------------

Net Loss                                           $     (1,498)   $     (3,110)
                                                   ------------    ------------

Per Share                                          $        nil    $       (.01)
                                                   ============    ============

Weighted Average Number of Shares Outstanding           501,300         501,300
                                                   ============    ============





The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                               STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                         Six Months Ended
                                                       June 30,     June 30,
                                                         2001         2000



Cash Flows from Operating Activities:
   Net (loss)                                      $     (1,498)   $     (3,110)
   (Decrease) in accounts payable                        (1,894)          3,110
   Increase in accounts payable, related party            3,392            -
                                                   ------------    ------------

Net Cash (Used in) Operating Activities                    -               -
                                                   ------------    ------------


Cash Flows from Investing Activities:                      -               -
                                                   ------------    ------------

Cash Flows from Financing Activities:
   Increase in additional paid-in capital                  -               -
                                                   ------------    ------------

Net Cash Provided by Financing Activities                  -               -
                                                   ------------    ------------

Increase in Cash                                           -               -

Cash, Beginning of Period                                  -               -
                                                   ------------    ------------

Cash, End of Period                                $       -       $       -
                                                   ============    ============

Interest Paid                                      $       -       $       -
                                                   ============    ============

Income Taxes Paid                                  $       -       $       -
                                                   ============    ============




The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                           NOTES TO FINANCIAL STATEMENTS
                              June 30, 2001 (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Goolu, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Goolu, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Goolu Inc. later in the year.

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

                                      ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Goolu Inc. (the "Company") was incorporated under the laws of Colorado on March 15, 1989. Effective August 1, 2002, the Company changed its name from Essex Capital Corporation to Goolu, Inc. The Company is an inactive entity other than it is looking for a business combination candidate. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended June 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2001, the Company had no material commitments for capital expenditures.

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


                                   Goolu Inc.



Date: March 31, 2002               By: /s/  Neng-Tse (Frank) Shih
                                   ---------------------------------------