Form 10QSB
period 2001-09-30
GOOLU INC
filed 2002-05-06
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


                       Commission File Number:   000-26765


                Goolu Inc. (formerly Essex Capital Corporation)
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                           84-1113058
  ----------------------------                ---------------------------------
  (State of other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


              4F, No. 28 Sec. 3 Roosevelt Road, Taipei, Taiwan, R.O.C.
            -----------------------------------------------------------
            (Address of principal executive offices including zip code)


                             604-683-9262; Ext. 111
                          ---------------------------
                          (Issuer's telephone number)



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

                                      INDEX
                                      -----

                                                                     Page Number
                                                                     -----------

Part I.   Financial Information

      Item I.   Financial Statements

                Balance Sheets as of September 30, 2001
                 and December 31, 2000                                         2

                Statements of Operations, Three Months
                 Ended September 30, 2001 and 2000                             3

                Statements of Operations, Nine Months
                 Ended September 30, 2001 and 2000                             4

                Statements of Cash Flows, Nine Months
                 Ended September 30, 2001 and 2000                             5

                Notes to Financial Statements                                  6

      Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                                    7

Part II.  Other Information                                                    8

                                        GOOLU INC.
                         (formerly Essex Capital Corporation)

                                      BALANCE SHEETS
                                       (Unaudited)

                                         ASSETS

                                                   September 30,   December 31
                                                       2001            2000
                                                   ------------    -----------

Current Assets                                     $       -       $       -
                                                   ------------    ------------
Total Assets                                       $       -      $       -
                                                   ============    ============



                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                $      6,805    $      8,099
   Accounts payable, related party                       18,073          14,681
                                                   ------------    ------------
 Total Current Liabilities                               24,878          22,780
                                                   ------------    ------------

Stockholders' (Deficit):
Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                             -               -
 Common Stock, no par value,
   800,000,000 shares authorized
   501,300 shares issued and
   outstanding                                            1,600           1,600
Additional paid-in capital                                7,916           7,916
Accumulated deficit                                     (34,394)        (32,296)
                                                   ------------    ------------
Total Stockholders' (Deficit)                            24,878         (22,780)
                                                   ------------    ------------

Total Liabilities and Stockholders' (Deficit)      $       -       $      -
                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

                                        GOOLU INC.
                         (formerly Essex Capital Corporation)

                                 STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                      Three Months Ended
                                                 September 30,    September 30,
                                                      2001             2000



Revenues                                           $       -       $       -
                                                   ------------    ------------

Operating Expenses:
   Audit fees                                               500           1,750
   Travel                                                  -              8,165
   Other                                                    100             659
                                                   ------------    ------------
    Total Operating Expenses                                600          10,574
                                                   ------------    ------------

Net Loss                                           $       (600)   $    (10,574)
                                                   ------------    ------------

Per Share                                          $        nil    $       (.02)
                                                   ============    ============

Weighted Average Number of Shares Outstanding           501,300         501,300
                                                   ============    ============






The accompanying notes are an integral part of the financial statements.

                                        GOOLU INC.
                         (formerly Essex Capital Corporation)

                                 STATEMENT OF OPERATIONS
                                        (Unaudited)

                                                       Nine Months Ended
                                                 September 30,    September 30,
                                                      2001             2000

Revenues                                           $       -       $       -
                                                   ------------    ------------

Operating Expenses:
   Audit fees                                             1,538           4,750
   Legal fees                                               260            -
   Travel                                                  -              8,165
   Other                                                    300             769
                                                   ------------    ------------
    Total Operating Expenses                              2,098          13,684
                                                   ------------    ------------

Net Loss                                           $     (2,098)   $    (13,684)
                                                   ------------    ------------

Per Share                                          $       (.01)   $       (.03)
                                                   ============    ============

Weighted Average Number of Shares Outstanding           501,300         501,300
                                                   ============    ============








The accompanying notes are an integral part of the financial statements.

                                        GOOLU INC.
                         (formerly Essex Capital Corporation)

                                STATEMENT OF CASH FLOWS
                                        (Unaudited)

                                                       Nine Months Ended
                                                 September 30,    September 30,
                                                      2001             2000

Cash Flows from Operating Activities:
   Net (loss)                                      $     (2,098)   $    (13,684)
   (Decrease) in accounts payable                        (1,294)         (4,601)
   Increase in accounts payable, related party            3,392           8,165
   Decrease in accounts receivable                         -                205
                                                   ------------    ------------

Net Cash (Used in) Operating Activities                    -             (9,915)
                                                   ------------    ------------


Cash Flows from Investing Activities:                      -               -
                                                   ------------    ------------

Cash Flows from Financing Activities:
   Increase in additional paid-in capital                  -              9,915
                                                   ------------    ------------

 Net Cash Provided by Financing Activities                 -              9,915
                                                   ------------    ------------

Increase in Cash                                           -               -

Cash, Beginning of Period                                  -               -
                                                   ------------    ------------

Cash, End of Period                                $       -       $       -
                                                   ============    ============

Interest Paid                                      $       -       $       -
                                                   ============    ============

Income Taxes Paid                                  $       -       $       -
                                                   ============    ============




The accompanying notes are an integral part of the financial statements.

                                        GOOLU INC.
                         (formerly Essex Capital Corporation)

                              NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001 (Unaudited)

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

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.
..

                                     ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


Goolu Inc. (the "Company") was incorporated under the laws of Colorado on March
15. Effective August 1, 2000 the company changed its name from Essex Capital Corporation to Goolu, Inc. The Company is an inactive entity other than it is looking for a business combination candidate. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended September 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2001, the Company had no material commitments for capital expenditures.

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


                                 Goolu Inc.



Date: March 31, 2002             By: /s/ Neng-Tse (Frank) Shih
                                 -------------------------------------