Form 10QSB
period 2002-03-31
GOOLU INC
filed 2002-05-06
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


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

                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 2002
                and December 31, 2001                                          2

               Statements of Operations, Three Months
                Ended March 31, 2002 and 2001                                  3

               Statements of Cash Flows, Three Months
                Ended March 31, 2002 and 2001                                  4

               Notes to Financial Statements                                   5

     Item 2.   Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                                     6

Part II.  Other Information                                                    7

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                                   BALANCE SHEETS
                                    (Unaudited)

                                      ASSETS

                                                      March 31,    December 31
                                                        2002           2001
                                                  --------------  --------------

Current Assets                                     $       -       $       -
                                                   ------------    ------------
Total Assets                                       $       -       $       -
                                                   ============    ============



                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                $      5,440    $      8,655
   Accounts payable, related party                       30,415          18,073
                                                   ------------    ------------
Total Current Liabilities                                35,855          26,728
                                                   ------------    ------------

Stockholders' (Deficit):
Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                             -               -
 Common Stock, no par value,
   800,000,000 shares authorized
   501,300 shares issued and
   outstanding                                            1,600           1,600
Additional paid-in capital                                7,916           7,916
Accumulated deficit                                     (45,371)        (36,244)
                                                   ------------    ------------
Total Stockholders' (Deficit)                           (35,855)        (26,728)
                                                   ------------    ------------

Total Liabilities and Stockholders' (Deficit)      $       -       $       -
                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                               STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                        Three Months Ended
                                                      March 31,      March 31,
                                                        2002           2001
                                                  --------------  --------------


Revenues                                           $       -       $       -
                                                   ------------    ------------

Operating Expenses:
   Audit fees                                               500             538
   Legal fees                                             1,047            -
   Travel                                                 7,480            -
   Other                                                    100             100
                                                   ------------    ------------
Total Operating Expenses                                  9,127             638
                                                   ------------    ------------

Net Loss                                           $     (9,127)   $       (638)
                                                   ------------    ------------

Per Share                                          $       (.02)   $        nil
                                                   ============    ============

Weighted Average Number of Shares Outstanding           501,300         501,300
                                                   ============    ============





The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                              STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                        Three Months Ended
                                                      March 31,      March 31,
                                                        2002           2001
                                                  --------------  --------------


Cash Flows from Operating Activities:
   Net (loss)                                      $     (9,127)   $       (638)
   (Decrease) in accounts payable                        (3,215)         (2,754)
   Increase in accounts payable, related party           12,342           3,392
                                                   ------------    ------------

Net Cash (Used in) Operating Activities                    -               -
                                                   ------------    ------------


Cash Flows from Investing Activities:                      -               -
                                                   ------------    ------------

Cash Flows from Financing Activities:
   Increase in additional paid-in capital                  -               -
                                                   ------------    ------------

Net Cash Provided by Financing Activities                  -               -
                                                   ------------    ------------

Increase in Cash                                           -               -

Cash, Beginning of Period                                  -               -
                                                   ------------    ------------

Cash, End of Period                                $       -       $       -
                                                   ============    ============

Interest Paid                                      $       -       $       -
                                                   ============    ============

Income Taxes Paid                                  $       -       $       -
                                                   ============    ============




The accompanying notes are an integral part of the financial statements.

                                      GOOLU INC.
                        (formerly Essex Capital Corporation)

                            NOTES TO FINANCIAL STATEMENTS
                              March 31, 2002 (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Goolu Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Goolu Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Goolu Inc. later in the year.

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

(3) Memorandum of Understanding

During the three months ended March 31, 2002, the Company entered into a Memorandum of Understanding with an entity to issue shares of the Company's common stock in exchange for a patent. This transaction could result in the new entity owning 51% of the Company's common stock after the new issuance. The Company is obligated to provide audited financial statements for December 31, 2001, become listed on the OTC bulletin board, and offer 255,663 shares of the Company as a guarantee. If these conditions are not met by June 30, 2002, the Memorandum of Understanding will be terminated.

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

The Company generated no revenues during the quarter ended March 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2002, the Company had no material commitments for capital expenditures.

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