Form 10KSB
period 2000-12-31
GOOLU INC
filed 2002-05-16
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

       Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

                                   GOOLU INC.
                 (Name of Small Business Issuer in its Charter)

        Colorado                                    E.I.N. 84-1113058
--------------------------------            ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8F, No. 28, Sec. 3 Roosevelt Road
Taipei, Taiwan, R.O.C.                              Nil
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code:         (604) 683-9262
                                                            and + 886 2 23626622
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

                   Title of each Class to be so registered:
                                 Common stock
                  ------------------------------------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X     No
           ------      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB

Check    X
      ------

As at December 31, 2000, there were 501,300 shares of the Company's common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one)

       Yes         No    X
           ------      ------

PART I

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1 "DESCRIPTION OF BUSINESS" and Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" below.

ITEM 1.   DESCRIPTION OF BUSINESS

A.   BUSINESS DEVELOPMENT

The Company, under its original Board of Directors and Management, undertook to seek, investigate and, if warranted, acquire one or more properties or businesses. However, the Company was unsuccessful in achieving these objectives. Control of the Company - i.e. the majority of its issued shares and of its Board and Officer positions - changed, effective mid-2000, to the present Board and major shareholders. From that date forward new Management has also been seeking to find assets or businesses which the Company could acquire on acceptable terms.

The name of the Company was changed from its former name, "Essex Capital Corporation", to its present name "Goolu Inc.". In addition, the head office of the Company was moved from Boulder, Colorado to Taipei, Taiwan.

No business or assets have been generated for the Company.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns and no property, has no rights to acquire any property.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not party to any existing, pending or threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's issued common equity shares are not listed for trading on any stock exchange or securities market. Nor are they qualified for trading through any electronic or over-the-counter markets.

As of December 31, 2000 there were no shares of the Company subject to any outstanding share purchase warrants or share purchase options, nor were there any outstanding securities or agreements pursuant to which anyone could acquire securities of the Company or have securities held by them converted into common shares of the Company.

The number of shares eligible for trading are all of the issued common shares of the Company except those which are owned by the Directors and Management of the Company. Management of the Company and the Directors, and holders of more than 5% of the issued shares of the Company, currently own an aggregate of 476,235 shares which can only be sold in compliance with Rule 144.

There have been no cash dividends declared since the inception of the Company. The Company does not have any subsidiaries. There are no restrictions that would limit the ability to pay dividends on common equity, nor are there likely to be any created in the future.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS

Because the Company has not carried on any business during the fiscal year ended December 31, 2000, or during the period since then, there are no business results which can be analyzed or discussed. Nor did the Company, during that period, have any revenue. The expenses that were incurred were incurred by Management or with the Company's professional advisors seeking business opportunities or assets to acquire, and maintaining the Company in existence.

ITEM 7.   FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing in Item 13 of this report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  DIRECTORS AND EXECUTIVE OFFICERS

Shih-Hsun Lan     -   Director and President

Neng-Tse Shih     -   Director and Secretary

SHIH-HSUN LAN - Age 37

Employment History:

       President of Goolu Inc.
       Chairman of related enterprise Tranda.com
       Marketing Consultant of Sunrise Corp. (Taiwan OTC listed)
       Internet Consultant of APROC (Asia Pacific Operating Center Project of
                Ministry of Economics, Taiwan)
       Former Director of DigiSeed Technology Co.
       Former Technology Consultant, APEX Pacific International HK Ltd.

Mr. Lan was appointed to the position of Director and President effective July 28, 2000.

NENG-TSE SHIH - Age 56

Employment History:

       Secretary of Goolu Inc.
       Director of related enterprise Tranda.com
       Director of related enterprise C-Young.com
       Former director of Cheng-Dao Industry Corp. (a listing company of Taiwan) Former Chairman of Yu-Sheng Metals Corp.
       Former President of Shang-Hai Taiwan Mental Corp.
       Former Chairman of Shih Neng-Tse Investment Co.

Mr. Shih was appointed to the position of Director and Secretary effective July 28, 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(A) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(A) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 2000 the Company paid no compensation, nor gave any other benefits to, its executive officers.

The Company has no long-term incentive plans or awards to report for the fiscal year ended December 31, 2000. The Company does not have any employee stock option plan, nor does it have any stock options outstanding. Members of the Company's Board and Management are reimbursed for actual expenses incurred on the Company's business. There are no written contracts or agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2000, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.


--------------------------------------------------------------------------------
Title and Class    Name and address                         Percentage of issued
of Shares             of owners              Shares owned       issued shares
--------------------------------------------------------------------------------
Common             Hsueh-Mei Chang              136,592             27.25%
                   28-3F, #8, Bao-Ching St.
                   Hsien-Tein, Taipei 231
                   Taiwan
--------------------------------------------------------------------------------
Common             Shih-Hsun Lan                 50,000              9.97%
                   5F, #61, Fu-Jon St.
                   Taipei 104, Taiwan
--------------------------------------------------------------------------------
Common             Neng-Tse Shih                 81,235             16.2%
                   3F, #51-1, Jih-Nan Road
                   Sec. 2, Taipei 104
                   Taiwan
--------------------------------------------------------------------------------
Common             Hsueh Su-Chen Shih            50,000              9.97%
                   12F, #28 Roosevelt Rd.
                   Sec. 3, Taipei 100
                   Taiwan
--------------------------------------------------------------------------------
Common             Chuan-Feng Shih               50,000              9.97%
                   12F, 241 Ln., Syh-Ping St.
                   Yuan-Lin Town, Chang-Hua
                   County 510
                   Taiwan
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Common             Fu-Kuei Lian                  35,908              7.16%
                   5F, #14, 534 Ln.,
                   Wan-Tah Road
                   Taipei 108, Taiwan
--------------------------------------------------------------------------------
Common             Hsu-Fong Shih                 45,618              9.1%
                   1F, #9, 118 Aly. 30 Ln.,
                   Yeong-Jyi Road
                   Taipei 110, Taiwan
--------------------------------------------------------------------------------
Common             Chih-Fong Shih                26,882              5.36%
                   #365, Chien-Kuo Road
                   Yuan-Lin Town
                   Chang-Hua Country 510
                                             ==================
                   Taiwan
       TOTAL                                    476,235
--------------------------------------------------------------------------------
Common             All Directors and Officers   131,235             26.18%
                   as a group (2 persons)
--------------------------------------------------------------------------------

(1) No member of Management has the right to acquire, within 60 days, through options, warrants, rights, conversion, privilege or similar obligations, any security of the Company.

CHANGES IN CONTROL

Management is not aware of any arrangements which may result in a change of control of the issuer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is not aware of any transactions or proposed transactions in respect of which the Company was or is to be a party, in which any director, executive officer, nominee for election as a director, 5% security holder, or member of the immediate family of any of the previously named persons, had a direct or indirect interest in the transaction.

ITEM 13.  INDEX TO EXHIBITS

(a)   Financial Statements (included in Part II of this Report):
      Report of Independent Accountants - March 31, 2002
      Balance Sheet - December 31, 2000
      Statements of Operations - December 31, 2000
      Statements of Cash Flows - December 31, 2000
      Notes to Financial Statements - December 31, 2000

3.1   Articles of Incorporation (1)

3.2   ByLaws (2)

   (1)   Incorporated by reference from Form 10-SB 12G dated June 20, 1999
   (2)   Incorporated by reference from Form 10-SB 12G dated June 20, 1999

(b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                          GOOLU INC.

By:                                   /s/ Shih-Hsun Lan
                                      ----------------------------------
                                      Shih-Hsun Lan
                                      President and Director
Date:                                 April 30, 2002

By:                                   /s/ Neng-Tse Shih
                                      ----------------------------------
                                      Neng-Tse Shih
                                      Secretary and Director
Date:                                 April 30, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                                   /s/ Shih-Hsun Lan
                                      ----------------------------------
                                      Shih-Hsun Lan
                                      President and Director
Date:                                 April 30, 2002

By:                                   /s/ Neng-Tse Shih
                                      ----------------------------------
                                      Neng-Tse Shih
                                      Secretary and Director
Date:                                 April 30, 2002

                         INDEX TO FINANCIAL STATEMENTS

                                  GOOLU, INC.
                                  -----------
                    (Formerly Essex Capital Corporation)
                        (A Development Stage Company)


                             FINANCIAL STATEMENTS

                                    with

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                         December 31, 2000 and 1999


   Report of Independent Certified Public Accountants          F-2

   Financial Statements:

       Balance Sheets                                          F-3

       Statements of Operations                                F-4

       Statement of Changes in Stockholders'
        (Deficit)                                          F-5 and F-6

       Statements of Cash Flows                                F-7

       Notes to Financial Statements                       F-8 and F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
Goolu, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Goolu, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Goolu, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying balance sheet has been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has had operating losses since inception, has a capital deficiency and has no recurring source of revenue, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO  80211

March 31, 2002

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)

                              BALANCE SHEETS


                                 ASSETS
                                 ------


                                                     December 31,  December 31,
                                                             2000          1999
                                                     ------------   -----------
Current Assets:
   Accounts receivable, related party                $       -      $       205
                                                     ------------   -----------

     TOTAL ASSETS                                    $       -      $       205
                                                     ============   ===========


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                  $      8,099   $      -
   Accounts payable, related party                         14,681         4,601
                                                     ------------   -----------
                                                           22,780         4,601

     TOTAL LIABILITIES                                     22,780         4,601
                                                     ------------   -----------

Commitments and Contingencies (Note 2)                       -             -

Stockholders' (deficit):
   Preferred stock, no par value
   10,000,000 shares authorized                              -             -
   Common Stock no par value
   800,000,000 shares authorized
   501,300 shares issued and outstanding                    1,600         1,600
   Additional paid-in capital                               7,916          -
   Accumulated (deficit) during
   development stage                                      (32,296)       (5,996)
                                                     ------------   -----------

TOTAL STOCKHOLDERS' (DEFICIT)                             (22,780)       (4,396)
                                                     ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)        $       -      $       205
                                                     ============   ===========




The accompanying notes are an integral part of the financial statements.

                                GOOLU, INC.
                                -----------

                         STATEMENTS OF OPERATIONS

                                                                                  From
                                                                              March 15, 1989
                                                                               (Inception)
                                                  Years Ended                       To
                                         December 31,       December 31,       December 31,
                                             2000               1999               2000
                                        -------------      -------------      -------------
Revenue                                 $        -         $        -         $        -
                                        -------------      -------------      -------------

Expenses:
   Accounting fees                              6,775              1,000              9,075
   Legal fees                                   5,750              2,851              8,601
   Travel                                      12,681               -                12,681
   Other                                        1,094                750              1,939
                                        -------------      -------------      -------------
                                               26,300              4,601             32,296
                                        -------------      -------------      -------------

Net (Loss)                              $     (26,300)     $      (4,601)     $     (32,296)
                                        =============      =============      =============

(Loss) Per Share                        $        (.05)     $         nil      $        (.06)
                                        =============      =============      =============

Weighted Average Shares
  Outstanding                                 501,300            500,000            501,300
                                        =============      =============      =============





The accompanying notes are an integral part of the financial statements.

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

          From Inception (March 15, 1989) through December 31, 2000

                                        Preferred Stock               Common Stock      Additional Paid-  Accumulated
                                   No./Shares      Amount      No./Shares      Amount      in Capital      Deficit       Total
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 15, 1989                 -     $       -             -     $       -     $       -     $       -     $       -

Issuance of stock for cash                -             -          500,000           300          -             -              300

Net loss- year ended
  December 31, 1989                       -             -             -             -             -              (45)          (45)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1989              -             -          500,000           300          -              (45)          255

Net loss- year ended
  December 31, 1990                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1990              -             -          500,000           300          -              (45)          255

Net loss- year ended
  December 31, 1991                       -             -             -             -             -              (25)          (25)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1991              -             -          500,000           300          -              (70)          230

Net loss- year ended
  December 31, 1992                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1992              -             -          500,000           300          -              (70)          230

Net loss- year ended
  December 31, 1993                       -             -             -             -             -              (25)          (25)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1993              -             -          500,000           300          -              (95)          205

Net loss- year ended
  December 31, 1994                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1994              -             -          500,000           300          -              (95)          205

Net loss- year ended
  December 31, 1995                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995              -             -          500,000           300          -              (95)          205

Net loss- year ended
  December 31, 1996                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1996              -             -          500,000           300          -              (95)          205

                                        Preferred Stock               Common Stock      Additional Paid-  Accumulated
                                   No./Shares      Amount      No./Shares      Amount      in Capital      Deficit       Total
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net loss- year ended
  December 31, 1997                       -             -             -             -             -             (650)         (650)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1997              -             -          500,000           300          -             (745)         (445)

Issuance of stock for related
  party payables                          -             -            1,300         1,300          -             -            1,300

Net loss- year ended
  December 31, 1998                       -             -             -             -             -             (650)         (650)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1998              -             -          501,300         1,600          -           (1,395)          205

Net loss-year ended
  December 31, 1999                       -             -             -             -             -           (4,601)       (4,601)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1999              -             -          501,300         1,600          -           (5,996)       (4,396)

Capital contributed                       -             -             -             -            7,916          -            7,916

Net loss- year ended
  December 31, 2000                       -             -             -             -             -          (26,300)      (26,300)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2000              -     $       -          501,300  $      1,600  $      7,916  $    (32,296) $    (22,780)
                                  ============  ============  ============  ============  ============  ============  ============

   The accompanying notes are an integral part of the financial statements.

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS


                                                                                  From
                                                                              March 15, 1989
                                                                               (Inception)
                                                  Years Ended                       To
                                         December 31,       December 31,       December 31,
                                             2000               1999               2000
                                        -------------      -------------      -------------
Cash Flows Operating Activities:
   Net loss                             $     (26,300)     $      (4,601)     $     (32,296)
   Increase (decrease) in
    accounts payable                            8,099               -                 8,099
   (Increase)in accounts payable
     related party                             10,285              4,601             14,681
                                        -------------      -------------      -------------
Net Cash (Used in) Operating
  Activities                                   (7,916)              -                (9,516)
                                        -------------      -------------      -------------

Cash Flows from Investing Activities             -                  -                  -
                                        -------------      -------------      -------------

Cash Flows from Financing Activities
   Additional paid-in capital                   7,916               -                 7,916
   Proceeds from issuance of stock               -                  -                 1,600
                                        -------------      -------------      -------------
   Net Cash Provided by Financing
    Activities                                  7,916               -                 9,516
                                        -------------      -------------      -------------

(Decrease) in Cash                               -                  -                  -

Cash, Beginning of Year                          -                  -                  -
                                        -------------      -------------      -------------

Cash, End of Year                       $        -         $        -         $        -
                                        =============      =============      =============

Interest Paid                           $        -         $        -         $        -
                                        =============      =============      =============

Income Taxes Paid                       $        -         $        -         $        -
                                        =============      =============      =============




The accompanying notes are an integral part of the financial statements.

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000 and 1999

(1)   Summary of Accounting Policies
      ------------------------------

      This summary of significant accounting policies of Goolu, Inc. (A Development Stage Company)(Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

      (a)   Organization and Principles of Consolidation
            --------------------------------------------

            The Company was incorporated under the laws of Colorado on March 15, 1989. Effective August 1, 2000, the Company changed its name from Essex Capital Corporation to Goolu, Inc. The Company is an inactive entity other than it is looking for a business combination candidate.

            The Company has selected the last day of December as its year-end.

      (b)   Use of Estimates in the Preparation of Financial Statements
            -----------------------------------------------------------

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(3)   Income Taxes
      ------------

      As of December 31, 2000, the Company had net operating losses available for carry-over to future years of approximately $32,000, expiring in various years through 2020. As of December 31, 2000 the Company has total deferred tax assets of approximately $6,400 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $6,400. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

                                GOOLU, INC.
                                -----------
                       NOTES TO FINANCIAL STATEMENTS

                         December 31, 2000 and 1999

(4)   Stock Dividend
      --------------

      Effective January 6, 1995, the Company effected a one for one stock dividend. All references to stock outstanding have been retroactively adjusted as if the dividend had taken place on the earliest date shown.

(5)   Issuance of Stock
      -----------------

      Effective December 31, 1998, the Company issued 1,300 shares of common stock in exchange for $1,300 of related party payables.


(6)   Related Party Transactions
      --------------------------

      At December 31, 2000, the Company owed $14,681 to a related party for expenses paid on behalf of the Company.