Form 10KSB
period 2001-12-31
GOOLU INC
filed 2002-05-16
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

       Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

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

As at December 31, 2001, there were 501,300 shares of the Company's common stock, no par value, outstanding.

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

Since the end of the fiscal year Management has initiated negotiations to acquire two assets - being a manufacturing business and a piece of real property. However, negotiations have not concluded and no agreements have yet been signed.

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

As of December 31, 2001 there were no shares of the Company subject to any outstanding share purchase warrants or share purchase options, nor were there any outstanding securities or agreements pursuant to which anyone could acquire securities of the Company or have securities held by them converted into common shares of the Company.

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

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS

Because the Company has not carried on any business during the fiscal year ended December 31, 2001, or during the period since then, there are no business results which can be analyzed or discussed. Nor did the Company, during that period, have any revenue. The expenses that were incurred were incurred by Management or with the Company's professional advisors seeking business opportunities or assets to acquire, and maintaining the Company in existence.

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

SHIH-HSUN LAN - Age 37

Employment History:

       President of Goolu Inc.
       Chairman of related enterprises Tranda.com
       Marketing Consultant of Sunrise Corp. (Taiwan OTC listed)
       Internet Consultant of APROC (Asia Pacific Operating Center Project of
         Ministry of Economics, Taiwan)
       Former Director of DigiSeed Technology Co.
       Former Technology Consultant, APEX Pacific International HK Ltd.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 2001 the Company paid no compensation, nor gave any other benefits to, its executive officers.

The Company has no long-term incentive plans or awards to report for the fiscal year ended December 31, 2001. The Company does not have any employee stock option plan, nor does it have any stock options outstanding. Members of the Company's Board and Management are reimbursed for actual expenses incurred on the Company's business. There are no written contracts or agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2001, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

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

ITEM 13.  INDEX TO EXHIBITS

(a)   Financial Statements (included in Part II of this Report):
      Report of Independent Accountants - March 31, 2002
      Balance Sheet - December 31, 2001
      Statements of Operations - December 31, 2001
      Statements of Cash Flows - December 31, 2001
      Notes to Financial Statements - December 31, 2001

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

(Registrant)                          GOOLU INC.

By:                                   /s/ Shih-Hsun Lan
                                      ----------------------------------
                                      Shih-Hsun Lan
                                      President and Director
Date:                                 May 3, 2002

By:                                   /s/ Neng-Tse Shih
                                      ----------------------------------
                                      Neng-Tse Shih
                                      Secretary and Director
Date:                                 May 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                                   /s/ Shih-Hsun Lan
                                      ----------------------------------
                                      Shih-Hsun Lan
                                      President and Director
Date:                                 May 3, 2002

By:                                   /s/ Neng-Tse Shih
                                      ----------------------------------
                                      Neng-Tse Shih
                                      Secretary and Director
Date:                                 May 3, 2002

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

                         December 31, 2001 and 2000


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

       Statement of Changes in Stockholders'
        (Deficit)                                          F-5 and F-6

       Statements of Cash Flows                                F-7

       Notes to Financial Statements                       F-8 and F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
Goolu, Inc.
(A Development Stage Company)
Vancouver, B.C., Canada

We have audited the accompanying balance sheet of Goolu, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Goolu, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2002

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)

                              BALANCE SHEETS


                                 ASSETS
                                 ------


                                                     December 31,  December 31,
                                                             2001          2000
                                                     ------------   -----------
Current Assets:
   Accounts receivable, related party                $       -      $      -
                                                     ------------   -----------

     TOTAL ASSETS                                    $       -      $      -
                                                     ============   ===========


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                  $      8,655   $     8,099
   Accounts payable, related party                         18,073        14,681
                                                     ------------   -----------
                                                           26,728        22,780

     TOTAL LIABILITIES                                     26,728        22,780
                                                     ------------   -----------

Commitments and Contingencies (Note 2)                       -             -

Stockholders' (deficit):
   Preferred stock, no par value
   10,000,000 shares authorized                              -             -
   Common Stock no par value
   800,000,000 shares authorized
   501,300 shares issued and outstanding                    1,600         1,600
   Additional paid-in capital                               7,916         7,916
   Accumulated (deficit) during
   development stage                                      (36,244)      (32,296)
                                                     ------------   -----------

TOTAL STOCKHOLDERS' (DEFICIT)                             (26,728)      (22,780)
                                                     ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)        $       -      $      -
                                                     ============   ===========




The accompanying notes are an integral part of the financial statements.

                                                                                  From
                                                                              March 15, 1989
                                                                               (Inception)
                                                  Years Ended                       To
                                         December 31,       December 31,       December 31,
                                             2001               2000               2001
                                        -------------      -------------      -------------
Revenue                                 $        -         $        -         $        -
                                        -------------      -------------      -------------

Expenses:
   Accounting fees                              3,288              6,775             12,363
   Legal fees                                     260              5,750              8,861
   Travel                                        -                12,681             12,681
   Other                                          400              1,094              2,339
                                        -------------      -------------      -------------
                                                3,948             26,300             36,244
                                        -------------      -------------      -------------

Net (Loss)                              $      (3,948)     $     (26,300)     $     (36,244)
                                        =============      =============      =============

(Loss) Per Share                        $        (.01)     $        (.05)     $        (.07)
                                        =============      =============      =============

Weighted Average Shares
  Outstanding                                 501,300            501,300            501,300
                                        =============      =============      =============



The accompanying notes are an integral part of the financial statements.

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

          From Inception (March 15, 1989) through December 31, 2000

                                        Preferred Stock               Common Stock      Additional Paid-  Accumulated
                                   No./Shares      Amount      No./Shares      Amount      in Capital      Deficit       Total
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 15, 1989                 -     $       -             -     $       -     $       -     $       -     $       -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Issuance of stock for cash                -             -          500,000           300          -             -              300

Net loss- year ended
  December 31, 1989                       -             -             -             -             -              (45)          (45)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1989              -             -          500,000           300          -              (45)          255

Net loss- year ended
  December 31, 1990                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1990              -             -          500,000           300          -              (45)          255

Net loss- year ended
  December 31, 1991                       -             -             -             -             -              (25)          (25)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1991              -             -          500,000           300          -              (70)          230

Net loss- year ended
  December 31, 1992                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1992              -             -          500,000           300          -              (70)          230

Net loss- year ended
  December 31, 1993                       -             -             -             -             -              (25)          (25)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1993              -             -          500,000           300          -              (95)          205

Net loss- year ended
  December 31, 1994                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1994              -             -          500,000           300          -              (95)          205

Net loss- year ended
  December 31, 1995                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995              -             -          500,000           300          -              (95)          205

Net loss- year ended
  December 31, 1996                       -             -             -             -             -             -             -
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1996              -             -          500,000           300          -              (95)          205

                                        Preferred Stock               Common Stock      Additional Paid-  Accumulated
                                   No./Shares      Amount      No./Shares      Amount      in Capital      Deficit       Total
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net loss- year ended
  December 31, 1997                       -             -             -             -             -             (650)         (650)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1997              -             -          500,000           300          -             (745)         (445)

Issuance of stock for related
  party payables                          -             -            1,300         1,300          -             -            1,300

Net loss- year ended
  December 31, 1998                       -             -             -             -             -             (650)         (650)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1998              -             -          501,300         1,600          -           (1,395)          205

Net loss-year ended
  December 31, 1999                       -             -             -             -             -           (4,601)       (4,601)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1999              -             -          501,300         1,600          -           (5,996)       (4,396)

Capital contributed                       -             -             -             -            7,916          -            7,916

Net loss- year ended
  December 31, 2000                       -             -             -             -             -          (26,300)      (26,300)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2000              -             -          501,300         1,600         7,916       (32,296)      (22,780)

Net loss- year ended
  December 31, 2001                       -             -             -             -             -           (3,948)       (3,948)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2001              -     $       -          501,300  $      1,600  $      7,916  $    (36,244) $    (26,728)
                                  ============  ============  ============  ============  ============  ============  ============



   The accompanying notes are an integral part of the financial statements.

                  GOOLU, INC.
                  -----------
             (A Development Stage Company)

              STATEMENTS OF CASH FLOWS



                                                                                  From
                                                                              March 15, 1989
                                                                               (Inception)
                                                  Years Ended                       To
                                         December 31,       December 31,       December 31,
                                             2001               2000               2001
                                        -------------      -------------      -------------
Cash Flows Operating Activities:
   Net loss                             $      (3,948)     $     (26,300)     $     (36,244)
   Increase (decrease) in
   accounts payable                               556              8,099              8,655
   (Increase)in accounts payable
   related party                                3,392             10,285             18,073
                                        -------------      -------------      -------------
Net Cash (Used in) Operating
  Activities                                     -                (7,916)            (9,516)
                                        -------------      -------------      -------------

Cash Flows from Investing Activities            -                   -                  -
                                        -------------      -------------      -------------

Cash Flows from Financing Activities
   Additional paid-in capital                   -                  7,916              7,916
   Proceeds from issuance of stock              -                   -                 1,600
                                        -------------      -------------      -------------
   Net Cash Provided by Financing
    Activities                                  -                  7,916              9,516
                                        -------------      -------------      -------------

(Decrease) in Cash                              -                   -                  -

Cash, Beginning of Year                         -                   -                  -
                                        -------------      -------------      -------------

Cash, End of Year                       $       -          $        -         $        -
                                        =============      =============      =============

Interest Paid                           $       -          $        -         $        -
                                        =============      =============      =============

Income Taxes Paid                       $       -          $        -         $        -
                                        =============      =============      =============




The accompanying notes are an integral part of the financial statements.

                                GOOLU, INC.
                                -----------
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                         December 31, 2001 and 2000

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

(3)   Income Taxes
      ------------

      As of December 31, 2001, the Company had net operating losses available for carry-over to future years of approximately $36,000, expiring in various years through 2021. As of December 31, 2001 the Company has total deferred tax assets of approximately $7,200 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $7,200. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

                                GOOLU, INC.
                                -----------
                       NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000

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


(6)   Related Party Transactions
      --------------------------

      At December 31, 2001, the Company owed $18,073 to a related party for expenses paid on behalf of the Company.

(7)   Subsequent Event
      ----------------

      Subsequent to December 31, 2001, the Company entered into a Memorandum of Understanding with an entity to issue shares of the Company's common stock in exchange for a patent. This transaction could result in the new entity owning 51% of the Company's common stock after the new issuance. The Company is obligated to provide audited financial statements for December 31, 2001, become listed on the OTC bulletin board, and offer 255,663 shares of the Company as a guarantee. If these conditions are not met by June 30, 2002, the Memorandum of Understanding will be terminated.