Form 10QSB
period 2002-06-30
GOOLU INC
filed 2002-08-15
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002


                       Commission File Number:  000-26765


                     Goolu, Inc. (A Development Stage Company)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Colorado                                     84-1113058
  -------------------------------              ---------------------------------
  (State of other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)



         8th Floor, No. 28 Sec. 3 Roosevelt Road, Taipei, Taiwan, R.O.C.
        -----------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                   604-640-6357
                             ---------------------------
                             (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes X     No
                 ----     ----

As of June 30, 2002, the Registrant had 501,300 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----    ----

                                         INDEX
                                         -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

          Item I.   Financial Statements

                    Balance Sheets as of June 30, 2002 (Unaudited)
                     and December 31, 2001                                     2

                    Statements of Operations, Three Months
                     Ended June 30, 2002 and 2001 (Unaudited)                  3

                    Statements of Operations, Six Months
                     Ended June 30, 2002 and 2001 (Unaudited)                  4

                    Statements of Cash Flows, Six Months
                     Ended June 30, 2002 and 2001 (Unaudited)                  5

                    Notes to Financial Statements                              6

          Item 2.   Management's Discussion and Analysis of
                      Financial Conditions and Results of
                      Operations                                               7

Part II. Other Information                                                     8

                                   GOOLU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     (formerly Essex Capital Corporation)

                                  BALANCE SHEETS

                                      ASSETS

                                                     June 30,     December 31,
                                                      2002            2001
                                                   (Unaudited)    (See Note 1)
                                                  -------------   -------------

Current Assets                                    $        -      $        -
                                                  -------------   -------------
Total Assets                                      $        -      $        -
                                                  =============   =============

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                               $      10,572   $       8,655
   Accounts payable, related party                       30,415          18,073
                                                  -------------   -------------
Total Current Liabilities                                40,987          26,728
                                                  -------------   -------------

Stockholders' (Deficit):
Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                              -               -
 Common Stock, no par value,
   800,000,000 shares authorized
   501,300 shares issued and
   outstanding                                            1,600           1,600
Additional paid-in capital                                7,916           7,916
Accumulated (deficit) during
  development stage                                     (50,503)        (36,244)
                                                  -------------   -------------
Total Stockholders' (Deficit)                           (40,987)        (26,728)
                                                  -------------   -------------

Total Liabilities and Stockholders' (Deficit)     $        -      $        -
                                                  =============   =============


The accompanying notes are an integral part of the financial statements.

                                   GOOLU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     (formerly Essex Capital Corporation)

                            STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                    June 30,         June 30,
                                                      2002            2001


Revenues                                          $        -      $        -
                                                  -------------   -------------

Operating Expenses:
   Audit fees                                               500             500
   Legal fees                                             4,532             260
   Other                                                    100             100
                                                  -------------   -------------
      Total Operating Expenses                            5,132             860
                                                  -------------   -------------

Net Loss                                          $      (5,132)  $        (860)
                                                  -------------   -------------

Per Share                                         $        (.01)  $         nil
                                                  =============   =============

Weighted Average Number of Shares Outstanding           501,300         501,300
                                                  =============   =============





The accompanying notes are an integral part of the financial statements.

                                   GOOLU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     (formerly Essex Capital Corporation)

                             STATEMENT OF OPERATIONS
                                    (Unaudited)


                                                                For the period
                                                                from March 15,
                                                                1989 (date of
                                           Six Months Ended   inception) through
                                      June 30,          June 30,     June 30,
                                        2002             2001         2002

Revenues                           $       -       $       -       $       -
                                   ------------    ------------    ------------

Operating Expenses:
   Audit fees                             1,000           1,038          13,363
   Legal fees                             5,579             260          14,440
   Travel                                 7,480            -             20,161
   Other                                    200             200           2,539
                                   ------------    ------------    ------------
     Total Operating Expenses            14,259           1,498          50,503
                                   ------------    ------------    ------------

Net Loss                           $    (14,259)   $     (1,498)   $    (50,503)
                                   ------------    ------------    ------------

Per Share                          $       (.03)   $        nil    $     (10.01)
                                   ============    ============    ============

Weighted Average Number of
  Shares Outstanding                    501,300         501,300         501,300
                                   ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                                   GOOLU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     (formerly Essex Capital Corporation)

                             STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                                  For the period
                                                                                   from March 15,
                                                                                   1989 (date of
                                                            Six Months Ended     inception) through
                                                        June 30,          June 30,     June 30,
                                                          2002              2001         2002
Cash Flows from Operating
  Activities:
   Net (loss)                                         $    (14,259)   $     (1,498)   $    (50,503)
   Increase (decrease) in accounts payable                   1,917          (1,894)         10,572
   Increase in accounts payable, related party              12,342           3,392          30,415
                                                      ------------    ------------    ------------
Net Cash (Used in) Operating Activities                       -               -             (9,516)
                                                      ------------    ------------    ------------


                                                      ------------    ------------    ------------
Cash Flows from Investing Activities                          -               -               -
                                                      ------------    ------------    ------------


Cash Flows from Financing Activities:
   Issuance of common stock                                   -               -              1,600
   Increase in additional paid-in capital                     -               -              7,916
                                                      ------------    ------------    ------------
Net Cash Provided by Financing Activities                     -               -              9,516
                                                      ------------    ------------    ------------

Increase in Cash                                              -               -               -

Cash, Beginning of Period                                     -               -               -
                                                      ------------    ------------    ------------

Cash, End of Period                                   $       -       $       -       $       -
                                                      ============    ============    ============

Interest Paid                                         $       -       $       -       $       -
                                                      ============    ============    ============

Income Taxes Paid                                     $       -       $       -       $       -
                                                      ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                                   GOOLU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     (formerly Essex Capital Corporation)

                         NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Goolu, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Goolu, Inc. (A Development Stage Company) (A Development Stage Company) believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Goolu, Inc. (A Development Stage Company) later in the year.

The management of Goolu, Inc. (A Development Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

                                    ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Goolu, Inc. (A Development Stage Company) (the "Company") was incorporated under the laws of Colorado on March 15, 1989. Effective August 1, 2000, the Company changed its name from Essex Capital Corporation to Goolu, Inc. (A Development Stage Company) (A Development Stage Company) The Company is an inactive entity other than it is looking for a business combination candidate. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended June 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2002, the Company had no material commitments for capital expenditures.

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


                                       Goolu, Inc. (A Development Stage Company)



Date: August 14, 2002                  By   /s/ Frank N.T. Shih
                                          -------------------------------------