Form 10QSB
period 2002-09-30
GOOLU INC
filed 2003-01-09
CIK 1090014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 000-26765

     Goolu, Inc. (A Development Stage Company)
(Exact name of small business issuer as specified in its charter)

Colorado	84-1113058
(State of other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8th Floor, No. 28 Sec. 3 Roosevelt Road, Taipei, Taiwan, R.O.C.
(Address of principal executive offices including zip code)

604-640-6357
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X             No___

As of September 30, 2002, the Registrant had 18,548,100 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes __            No  X

INDEX

		Page
		Number

Part I.	Financial Information

	Item I. Financial Statements

	Balance Sheets as of September 30, 2002 (Unaudited)
	and December 31, 2001	2

	Statements of Operations, Three Months
	Ended September 30, 2002 and 2001 (Unaudited)	3

	Statements of Operations, Nine Months
	Ended September 30, 2002 and 2001 (Unaudited)	4

	Statements of Cash Flows, Nine Months
	Ended September 30, 2002 and 2001 (Unaudited)	5

	Notes to Financial Statements	6

	Item 2. Management's Discussion and Analysis of	7
	Financial Conditions and Results of Operations

Part II.	Other Information	8

GOOLU, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001
	(Unaudited)	(See Note 1)

Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$3,486	$8,655
Accounts payable, related party	54,464	18,073

Total Current Liabilities	57,950	26,728

Stockholders' (Deficit):
Preferred Stock, no par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, no par value,
800,000,000 shares authorized
18,548,100 shares issued and
outstanding	1,600	1,600
Additional paid-in capital	7,916	7,916
Accumulated (deficit) during
development stage	(67,466)	(36,244)

Total Stockholders' (Deficit)	(57,950)	(26,728)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

GOOLU, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

		Three Months Ended
		September 30,		September 30,
		2002		2001

Revenues		$-		$-

Operating Expenses:
Audit fees		900		500
Legal fees		4,649		-
Professional fees		5,000		-
Travel		4,705		-
Other		1,709		100

Total Operating Expenses		16,963		600

Net Loss		$(16,963)		$(600)

Per Share	$	nil	$	nil

Weighted Average Number of Shares Outstanding		18,548,100		18,548,100

The accompanying notes are an integral part of the financial statements.

GOOLU, INC.
(A DEVELOPMENT STAGE COMPANY)
(formerly Essex Capital Corporation)

STATEMENT OF OPERATIONS
(Unaudited)

						For the period
						from March 15,
						1989 (date of
		Nine Months Ended				inception) through
		September 30,		September 30,		September 30,
		2002		2001		2002

Revenues		$-		$-		$-

Operating Expenses:
Audit fees		1,900		1,538		14,263
Legal fees		10,228		260		19,089
Professional fees		5,000		-		5,000
Travel		12,185		-		24,866
Other		1,909		300		4,248

Total Operating Expenses		31,222		2,098		67,466

Net Loss		$(31,222)		$(2,098)		$(67,466)

Per Share	$	nil	$	nil	$	nil

Weighted Average Number of Shares Outstanding		18,548,100		18,548,100		18,548,100

The accompanying notes are an integral part of the financial statements.

GOOLU, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
(Unaudited)

			For the period
			from March 15,
			1989 (date of
	Nine Months Ended		inception) through
	September 30,	September 30,	September 30,
	2002	2001	2002

Cash Flows from Operating Activities:
Net (loss)	$(31,222)	$(2,098)	$(67,466)
Adjustments to reconcile net loss to
cash used in operating activities:
Increase (decrease) in accounts payable	(5,169)	(1,294)	3,486
Increase in accounts payable, related party	36,391	3,392	54,464

Net Cash (Used in) Operating Activities	-	-	(9,516)

Cash Flows from Investing Activities

Cash Flows from Financing Activities:
Issuance of common stock	-	-	1,600
Increase in additional paid-in capital	-	-	7,916

Net Cash Provided by Financing Activities	-	-	9,516

Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$-	$-	$-

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

GOOLU, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
September 30, 2002 (Unaudited)

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

(2) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to raise additional capital.

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

(4) Stock Split

Effective August 26, 2002 the Company effected a thirty-seven for one stock split. All references to stock outstanding have been retroactively adjusted as if the split had taken place on the earliest date shown.

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

The Company generated no revenues during the quarter ended September 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2002, the Company had no material commitments for capital expenditures.

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

Goolu, Inc. (A Development Stage Company)

Date: November 14, 2002	By	/s/ Neng-Tse (Frank) Shih